Form 10-K405
period 1997-12-31
CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-3
filed 1998-03-31
CIK 1039799

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________.

                        Commission File number 33-319427

                   ContiMortgage Home Equity Loan Trust 1997-3
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                     16-1528916
         New York                                    16-1528914
-------------------------------                  -------------------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                    14240-2599
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:


Title of each class:                Name of each exchange on which registered:

       None                                           None
-------------------                 -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-3
                                      INDEX

                                                                        Page

PART 1...................................................................... 3
   ITEM 1  - Business....................................................... 3
   ITEM 2  - Properties..................................................... 3
   ITEM 3  - Legal Proceedings.............................................. 3
   ITEM 4  - Submission of Matters to a Vote of Security Holders ........... 3

PART II  ................................................................... 3
   ITEM 5  - Market for Registrant's Common Stock and
             Related Stockholder Matters.................................... 3
   ITEM 6  - Selected Financial Data  .......................................4
   ITEM 7  - Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................. 4
   ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk      4
   ITEM 8  - Financial Statements and Supplementary Data.................... 4
   ITEM 9  - Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................... 4

PART III.................................................................... 4
   ITEM 10 - Directors and Executive Officers of the Registrant............. 4
   ITEM 11 - Executive Compensation......................................... 4
   ITEM 12 - Security Ownership of Certain Beneficial
             Owners and Management.......................................... 4
   ITEM 13 - Certain Relationships and Related Transactions.................12

PART IV.....................................................................12
   ITEM 14 - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K............................................12

SIGNATURES      ............................................................14
INDEX TO EXHIBITS...........................................................15

                                     PART I

ITEM 1 - Business

      Not Applicable.

ITEM 2 - Properties

      Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1997-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated June 1, 1997, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholder Matters

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class M-1F Certificates, Class M-2F Certificates, Class B-1F Certificates, Class C Certificates, Class A-10 Certificates, Class M-1A Certificates, Class M-2A Certificates, Class B-1A Certificates and Class A-11IO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 6, 1998, there were no holders of the Class A-1 Certificate, 12 holders of the Class A-2 Certificates, 19 holders of the Class A-3 Certificates, 24 holders of the Class A-4 Certificates, 12 holders of the Class A-5 Certificates, 16 holders of the Class A-6 Certificates, 17 holders of the Class A-7 Certificates, 5 holders of the Class A-8 Certificates, 12 holders of the Class A-9 Certificates, 5 holders of the Class M-1F Certificates, 9 holders of the Class M-2F Certificates, 2 holders of the Class B-1F Certificates, 1 holder of the Class C Certificate, 17 holders of the Class A-10 Certificates, 3 holders of the M-1A Certificates, 2 holders of the M-2A Certificate, 2 holders of the B-1A Certificates, 1 holder of the A-11IO Certificate.

ITEM 6 - Selected Financial Data

         Not applicable.

ITEM 7 - Management's Discussion and Analysis of Results of Operations

         Not applicable.

ITEM 7A- Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $3,330,041.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

          Not applicable.

ITEM 11 - Executive Compensation

          Not applicable.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
                                                        ------------
            Name and Address                All Dollar Amounts Are in Thousands
            ----------------                -----------------------------------
                                                       Principal         Percent
                                                       ---------         -------
Class A-1 Certificates

- none -


Class A-2 Certificates

Chase Manhattan Bank                                     $73,575          54.50%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank                                                  26,000          19.26
P.O. Box 30576
Tampa, FL  33630-3576

Fiduciary Trust Company International                     12,000           8.89
Two World Trade Center, 96th Floor
New York, NY  10048-0772


Class A-3 Certificates

Bank of New York                                         $25,639          11.93%
925 Patterson Plank Rd
Secaucus, NJ  07094

Boston Safe Deposit & Trust Co.                           12,000           5.58
c/o Mellon Bank N.A
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                      28,400          13.21
4 New York Plaza
13th Floor
New York, NY  10004

Chase Manhattan Bank/Chemical                             54,461          25.33
4 New York Plaza
Proxy Department, 13th Floor
New York, NY  10004

Corestates Bank, N.A                                      34,700          16.14
P.O. Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

Northern Trust Company                                    16,250           7.56
801 S. Canal C-IN
Chicago, IL  60607

SSB Custodian                                             11,200           5.21
Global Corp Action Dept  JAB5W
P.O. Box 1631
Boston, MA 02105-1631


Class A-4 Certificates

Bank of New York                                          $6,086           8.34%
925 Patterson Plank Rd
Secaucus, NJ  07094

Bankers Trust Company                                     30,105          41.24
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.                            9,580          13.12
c/o Mellon Bank N.A
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                      10,654          14.59
4 New York Plaza
13th Floor
New York, NY  10004


Class A-5 Certificates

Bank Boston, N.A                                          $5,000           7.04%
150 Royal Street
Canton, MA  02021

Bankers Trust Company                                      6,750           9.51
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Bank of America Personal Trust                             7,000           9.86
Proxy Unit #38432
555 S. Flower Street, Level C
Los Angeles, CA  90071

Chase Manhattan Bank                                      20,650          29.08
4 New York Plaza
13th Floor
New York, NY 10004

Investors Bank & Trust/M.F. Custody                       13,055          18.39
200 Clarendon Street
15th Floor
Hancock Tower
Boston, MA  02116

Marine/Treasury Investments                                9,000          12.70
140 Broadway - Level A
New York, NY  10015


Class A-6 Certificates

Chase Manhattan Bank                                     $20,000          55.56%
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manattan Bank/Chemical                               4,000          11.11
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Fleet Bank of Massachusetts, N.A                           3,425           9.51
Fleet Services Corp
2nd Floor NYROT02B
Rochester, NY 14638

First Union National Bank                                  3,510           9.75
401 South Tryon Street
Charlotte, NC  28288


Class A-7 Certificates

Bank of New York                                         $18,090          27.83%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                      27,600          42.46
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manattan Bank/Chemical                               3,500           5.39
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Class A-8 Certificates

Morgan Stanley  & Co. Incorporated                       $30,000          77.72%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Fifth Third Bank                                           4,100          10.62
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263


Class A-9 Certificates

Bank of New York                                         $27,200          40.00%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                      4,565           6.71
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Citibank, N.A                                             12,000          17.65
P.O. Box 30576
Tampa, FL  33630-3576

Morgan Stanely & Co. Incorporated                         10,000          14.71
One Pierrepont Plaza, 7th Floor
Brooklyn, NY  11201

Norwest Bank Minnesota, N.A                                5,000           7.35
733 Marquette Avenue
Minneapolis, MN  55479-0056

Northern Trust Company                                     4,200           6.18
801 S. Canal C-IN
Chicago, IL  60607


Class M-1F Certificates

Bankers Trust Company                                     $7,837          14.42%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                      7,500          13.80
c/o Mellon Bank, N.A
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

SSB Custodian                                             34,000          62.57
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Wachovia Bank, N.A                                         4,000           7.36
100 N. Main Street, NC 37121
Winston-Salem, NC  27150


Class M-2F Certificates

Bear Stearns Securities Corp.                             $2,600           5.24%
One Metrotech Center North
4th Floor
Brooklyn, NY  11201-3862

Citibank, N.A                                             10,463          21.09
P.O. Box 30576
Tampa, FL  33630-3576

First Union National Bank                                 25,000          50.39
401 South Tryton Street
Charlotte, NC  28288

Salomon Brothers Inc.                                     10,000          20.16
8800 Hidden River Parkway
Tampa, FL  33637


Class B-1F Certificates

Bank One Trust Company, N.A. -State                       $4,450          47.09%
30 West Spring Street
Columbus, OH  43266-0581

Salomon Brothers Inc.                                      5,000          52.91
8800 Hidden River Parkway
Tampa, FL  33637

Class C Certificates

Contisecurities Residual Corporation                  $1,265,000(1)      100.00%
277 Park Avenue
New York, NY 10172


Class A-10 Certificates

Boston Safe Deposit and Trust Company                    $91,700          35.38%
c/o Mellon Bank N.A
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                      65,100          25.12
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manattan Bank/Chemical                              24,500           9.45
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

MMB/Midland Bank PLC                                      15,000           5.79
140 Broadway
Window 11, Lower Level
New York, NY  10015

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

Class M-1A Certificates

Bank of New York                                          $5,000          19.53%
925 Patterson Plank Rd
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                     15,000          58.59
c/o Mellon Bank N.A
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                       5,600          21.88
4 New York Plaza
13th Floor
New York, NY  10004


Class M-2A Certificates

Bankers Trust Company                                    $10,000          50.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

SSB Custodian                                             10,000          50.00%
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631


Class B-1A Certificates

Chase Manhattan Bank                                      $7,600          50.00%
4 New York Plaza
13th Floor
New York, NY  10004

Morgan Stanley & Co. Incorporated                          7,600          50.00%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201


Class A-11IO Certificates

Citibank, N.A                                            $68,000(1)      100.00%
P.O. Box 30576
Tampa, FL  33630-3576

 (1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 -   Certain Relationships and Related Transactions

      None

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1. Financial Statements:

         Not applicable.

      2. Financial Statement Schedules:

         Not applicable.

      3. Exhibits:

              Exhibit No.                  Description
              -----------                  -----------

                 99.1             Statement of Compliance of the
                                  Servicer.

                 992.             Annual Report of Independent
                                  Accountants with respect to the
                                  Servicer's overall servicing
                                  operations.

                 99.3             Annual compilation of Monthly
                                  Trustee's Statement.

b)    Reports on Form 8-K.

7 reports on Form 8-K has been filed by the Issuer during the period covered by this report.


                                           Items Reported/Financial
Date of Report on Form 8-K                      Statements Filed

July 15, 1997                        Trustee's Monthly Report for the June
                                     Monthly Period.

August 15, 1997                      Trustee's Monthly Report for the July
                                     Monthly Period.

September 15, 1997                   Trustee's Monthly Report for the
                                     August Monthly Period.

October 15, 1997                     Trustee's Monthly Report for the
                                     September Monthly Period.

November 15, 1997                    Trustee's Monthly Report for the
                                     October Monthly Period.

December 15, 1997                    Trustee's Monthly Report for the
                                     November Monthly Period.

January 15, 1998                     Trustee's Monthly Report for the December
                                     Monthly Period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:   CONTISECURITIES ASSET FUNDING CORP.,
                                    AS DEPOSITOR


                                    By: /s/ Peter Abeles
                                        -----------------------------
                                    Name: Peter Abeles
                                    Title: President


                                    By: /s/ Robert Riedl
                                        -----------------------------
                                    Name: Robert Riedl
                                    Title: Vice President, Secretary & Treasurer


Date:  March 31, 1998

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


              Exhibit No.                        Description

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing
                                        Voperations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.